Form 10-Q
period 2009-02-28
Hydrogen Motors, Inc.
filed 2009-04-14
CIK 1447308

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009

❒	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the transition period from N/A to N/A

Commission File No. 333-154866

HYDROGEN MOTORS, INC.
(Name of small business issuer as specified in its charter)

Nevada	30-0489767
State of Incorporation	IRS Employer Identification No.

3600 Twilight Court Oakton, VA 22124
(Address of principal executive offices)

(703) 407-9802
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒     No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non–accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☐                    Non–Accelerated filer  ☐  Small Business Issuer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 9, 2009
Common stock, $0.001 par value	5,293,000

HYDROGEN MOTORS, INC.
INDEX TO FORM 10-Q FILING
FOR THE THREE MONTHS ENDED February 28, 2009

PART I
FINANCIAL INFORMATION PAGE

PART I. FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Hydrogen Motors, Inc.
(A Development Stage Company)

We have reviewed the accompanying condensed consolidated balance sheet of Hydrogen Motors, Inc. as of February 28, 2009, and the related condensed consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the three-month and six-month period ended February 28, 2009 and from inception November 11, 2007 through February 28, 2009. These interim financial statements are the responsibility of the Corporation’s management.1

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Hydrogen Motors, Inc. as of August 31, 2008, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended (not presented herein); and in our report dated September 10, 2008 we expressed an opinion with a going concern paragraph on those financial statements.  In our opinion, the information set forth in the accompanying balance sheets as of August 31, 2008 is fairly stated, in all material respects, in relations to the balance sheets from which it has been derived.

/s/ Moore & Associates, Chartered
Moore & Associates, Chartered
Las Vegas, Nevada
April 9, 2009

6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 Fax: (702)253-7501

HYDROGEN MOTORS, INC.
 (A Development Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2009	2008
(unaudited)
ASSETS

CURRENT ASSETS

Cash in bank	$8 229	$29 895

TOTAL CURRENT ASSETS	8 229	29 895

TOTAL ASSETS	$8 229	$29 895

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$-

TOTAL CURRENT LIABILITIES	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Common stock: $0.001 par value;
75,000,000 shares authorized,
5,293,000 shares issued and outstanding	5 293	5 293
Additional Paid in Capital	27 902	27 902
Deficit accumulated during the development stage	(24 966)	(3 300)

TOTAL STOCKHOLDERS' EQUITY	8 229	29 895

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$8 229	$29 895

The accompanying notes are an integral part of these statements

HYDROGEN MOTORS, INC.
 (A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2009	For the Three Months Ended February 28, 2008	For the Six Months Ended February 28, 2009	For the Six Months Ended February 28, 2009	From Inception on November 11, 2007 through February 28,2009
REVENUES	$-	$-	$-	$-	$-
COST OF SALES	-	-	-	-	-
GROSS MARGIN	-	-	-	-	-

OPERATING EXPENSES
General and Administrative	3 562	-	21 666	-	24 966

TOTAL OPERATING EXPENSES	3 562	-	21 666	-	24 966

NET LOSS BEFORE INCOME TAXES	3 562	-	21 666	-	24 966
INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(3 562)	$-	$(21 666)	$-	$(24 966)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5 037 698	-	5 037 698	-

The accompanying notes are an integral part of these statements

HYDROGEN MOTORS, INC.
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six	From Inception on November 11,
	February 28,	Months Ended	2007 through
	2009	February 28,	February 28,
	(unaudited)	2008	2009
Cash Flows From Operating Activities:
Net loss	$(21 666)	$-	$(24 966)
Adjustments to reconcile net income to
net cash provided by operating activities:
Common stock issued for services	21 666	-	24 966
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	-	-
Increase (decrease) in accounts payable	-	-	-
NET CASH USED IN OPERATING ACTIVITES	-	-	-

Cash Flows From Investing Activities:
Property and equipment purchased	-	-	-

NET CASH (USED) BY INVESTING ACTIVITIES	-	-	-

Cash Flows From Financing Activities:
Proceeds from common stock issued	-	-	29 895

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	29 895
NET INCREASE IN CASH	21 666	-	29 895
CASH - Beginning of period	29 895	-	-

CASH - End of period	$8 229	$-	$8 229

SUPPLEMENTAL CASH FLOW DISCLOSURE:
CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these statements

HYDROGEN MOTORS, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
February 28, 2009

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Hydrogen Motors, Inc. (the Company) was incorporated in the State of Nevada on November 11, 2007. Company focuses on developing technology for use as an onboard power source for vehicular engines. We have invented and developed a proprietary process of hydrogen generation using environmentally benign raw materials that can take place right within the engine of the vehicle. The addition of this onboard hydrogen generator eliminates the need for hydrogen storage in the vehicle’s engine, making the vehicle lighter and safer, and reducing its reliance on a national infrastructure set up to provide hydrogen.

The main goal of the project is the development, manufacture, and roadway testing of an experimental-industrial specimen of the Vehicle Borne Hydrogen Generator (VBHG). The VBHG produces hydrogen and spends water at the time of operation and requires an outside electrical input only at the time of recharge. A new technological process for an electrochemical reactor (ER) will provide for a renewable cycle of hydrogen and electromagnetic forces simultaneous with the materials' interaction with water.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic (Loss) per Common Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of February 28, 2009.

	(Loss)	Shares	Basic (Loss) Per Share
	(Numerator)	(Denominator)	Amount
For the Period Ended
February 28, 2009	$(24,966)	5,037,698	$(0.00)

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Comprehensive Income
The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended February 28, 2009.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2009.

Cash and Cash Equivalents
Cash and cash equivalents include all short-term liquid investments that are readily convertible to know amounts of cash and have original maturities of three months or less. As of February 28, 2009 there were no cash equivalents.

Income Taxes
The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 Requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

No provision was made for Federal income tax. The provision for income taxes consists of the state minimum tax imposed on corporations.

HYDROGEN MOTORS, INC.
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
February 28, 2009

Impairment of Long-Lived Assets
The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Accounting Basis
The basis is accounting principles generally accepted in the United States of America.  The Company has adopted at August 31 fiscal year end.

Stock-based compensation.
As of February 28, 2009, the Company has not issued any share-based payments to its employees.

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation.  In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors.  The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold.  The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable.  The Company has selected to utilize the fair value of the stock issued as the measure of the value of services obtained.

Recent Accounting Pronouncements
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 2. COMMON STOCK

The company is authorized to issue 75,000,000 shares of common stock, par value of $0.001 per share. Our Articles of Incorporation do not authorize us to issue any preferred stock. As of February 28, 2009, there were 5,293,000 shares of common stock issued and outstanding.

NOTE 3.  GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from inception to February 28, 2009 of $ 24,966.

Losses are expected to continue for the immediate future. In addition, the Company’s cash flow requirements have been met by the generation of capital through private placements of the Company’s common stock and loans.  Assurance cannot be given that this source of financing will continue to be available to the Company and demand for the Company’s equity instruments will be sufficient to meet its capital needs.  However; the company is in process of following through with its business plan with sufficient capital at present to meet its business plan.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet it’s obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately to generate revenues.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-Q, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company adopted at management’s discretion, the most conservative recognition of revenue based on the most astringent guidelines of the SEC in terms of recognition of software licenses and recurring revenue. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in the section titled “Risk Factors” in the Company’s Annual Report on Form 10-SB for the year ended September 30, 2006, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future.

In addition, the foregoing factors may affect generally our business, results of operations and financial position. Forward-looking statements speak only as of the date the statement was made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this S-1, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. Management will elect additional changes to revenue recognition to comply with the most conservative SEC recognition on a forward going accrual basis as the model is replicated with other similar markets (i.e. SBDC). The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the financial statements included herein.

HISTORY

Hydrogen Motors, Inc. was founded in November 11, 2007 in Nevada - to focus on developing this exciting technology for use as an onboard power source for vehicular engines. We have invented and developed a proprietary process of hydrogen generation using environmentally benign raw materials that can take place right within the engine of the vehicle. Management believes that the addition of this onboard hydrogen generator could eliminate the need for hydrogen storage in the vehicle’s engine, potentially making the vehicle lighter and safer, and reducing its reliance on a national infrastructure set up to provide hydrogen.

The world is becoming more environmentally aware and so is the market. There is a great deal of interest in hydrogen-fueled engines, which are considered to be exceptionally environmentally friendly. These engines create no emissions other than water vapor, and no greenhouse gases are produced.

Management believes that the Hydrogen Motors, Inc. model of onboard hydrogen generation for propulsive power, as carried out by our patent-pending process, will result in a procedure for generating hydrogen is both safe in operation because of the use of small portions of hydrogen (generated only upon demand). In our initial tests, we believe that the efficiency of energy production and usage is high, while the operating costs for the system are comparatively very small.

We intend to apply this technology to create opportunities in the area of transportation. In the first stages, of our development plan, the introduction of onboard hydrogen propulsion systems will be focused on small, common vehicles, such as automobiles. Over time and with market exposure, the technology could potentially be expanded to apply widely across the entire transportation industry, eventually encompassing overlooked units like recreational vehicles, watercraft, and aircraft.

Two inventors Madatov and Tarasov have done the invention, then to their account was created prototype. By means of enumerated contractor (these institute) were organized test. Then, is made application for invention, they have got patent for Ukraine, have then sold right on invention of the companies.

PLAN OF OPERATION

We plan to raise additional funds through joint venture partnerships, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing to execute our business plan.

We have developed our own proprietary technology and currently have a patent-pending on the process.

The main focus of the Company is the development, manufacture, and roadway testing of an experimental-industrial specimen of the Vehicle Borne Hydrogen Generator. The Vehicle Borne Hydrogen Generator produces hydrogen and spends water at the time of operation and requires an outside electrical input only at the time of recharge. A new technological process for an electrochemical reactor will provide for a renewable cycle of hydrogren and electromagnetic forces simultaneous with the materials’ interaction with water.

The Vehicle Borne Hydrogen Generator project shall be undertaken with four Ukrainian contractors:

1. DNIPROPETROVS'K NATIONAL UNIVERSITY, Division of Scientific Research Power Engineering Institute.
2. Dniepropetrovsk National University of Railway Transport.
3. A.N. Podgorny Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine.
4. PromptTech, Ltd T). (for production of the prototype).

We will hold the patent and all rights on the Vehicle Borne Hydrogen Generator.  Each of these contractors will execute strict confidentiality and work for hire contracts to ensure we retain all ownership. No such arrangements have been executed and no assurances can be given that such agreements shall be executed.

The Company will pay particular attention to the environmently safety of the specimen being produced, with the center of attention being the development of the knowledge needed to properly utilize and fully recycle the technology being used in the Vehicle Borne Hydrogen Generator reactor itself.

The development will be carried out with a focus on creating a viable process and gathering data. The expected results of the development will fall into several key categories:
1. The conversion of a car from a conventional internal combustion engine to a car equipped with a Vehicle Borne Hydrogen Generator and an internal combustion engine modified to run on hydrogen instead of gasoline (aka an ICE engine);
2. The collection of test data collected from the ICE-equipped car described in Point 1;
3. The development and production of an experimental vehicle equipped with a Vehicle Borne Hydrogen Generator and a fuel cell;
4. The collection of test data from the fuel-cell-equipped vehicle described in Point 3;
5. Gaining certification for the cars tested on the road;
6. The development of the project design of a series of Vehicle Borne Hydrogen Generator units using the real-world data obtained from the above-mentioned tests;
7. Obtaining useful data regarding the preferred method of recycling Vehicle Borne Hydrogen Generator components at the end of their service life.

The Company intends to pursue our development plan under the following timeline, understanding however, that such timelines are guidelines only, and may not be strictly adhered to, depending upon many variables.

For Immediate Implementation
The following activities are planned for immediate implementation and are expected to take up to thirty (30) months based on financing:

• Further development of previous Vehicle Borne Hydrogen Generator previous principle construction

Expected Result: A report regarding the study of patent literature, the materials specification, and the principle  scheme of the Vehicle Borne Hydrogen Generator.

•  Development of technology for electrochemical regeneration of the electrochemical reactor active mass, including:
• Development of modular blocks of the electrochemical reactor research cell (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
• Purchasing of materials and manufacturing of electrochemical reactor modular blocks (PromptTech, Ltd)
• Exploration of electrochemical reactor material properties (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, PromptTech, Ltd)
• Exploration and optimization of charge-discharge cell characteristics (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
• Research of components of chemical composition and admixtures in hydrogen produced in the electrochemical reactor  (Dniepropetrovsk National University of Railway Transport)

Expected Result: A manufactured experimental specimen of an electrochemical reactor and its test protocol.

For Implementation Phase I

The following activities are planned to commence in the Phase I:
-     Exploration of work regimes of serial ICE of the “Tavria” car (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-     Expected Result: Initial data for development of the device for interal air-fuel mixture creation
-     HF scheme optimization taking into account results obtained during the second stage
-     Theoretical analyses and expert assessment of the plenitude of physical-chemical processes in electrochemical reactor  and ICE
-     The advancement of the principle of the Vehicle Borne Hydrogen Generator scheme
-     Concordance of construction and regime parameters for the electrochemical reactor

Expected Result: The development of an advanced-principle Vehicle Borne Hydrogen Generator scheme and initial data for the development of Vehicle Borne Hydrogen Generator.

For Implementation Phase II

The following activities are planned to commence in the Phase II:
-           Development of non-typical data and choice of standard components for the Vehicle Borne Hydrogen Generator
-           Development and modernization of experimental electrochemical reactor (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute, Dniepropetrovsk National University of Railway Transport, Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, PromptTech, Ltd)
-           Development of small-dimension, low-pressure electrolyser for the electrical conversion of energy into hydrogen (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Development of the water-gas exchange (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Development of Vehicle Borne Hydrogen Generator composite filters for Hydrogen purification system (PromptTech, Ltd)
-           Development of water injection into electrochemical reactor system (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Research on combining the work electrolyser with the electrochemical reactor in order to define the optimal regime for obtaining hydrogen (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Development of the fuel feeding system and the system for hydrogen and oxygen mixture creation in an ICE engine (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Development of the system for water vapor condensation from exhaust to return the condensate to the water tank (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Development of a united energy transformation and heat potential usage Vehicle Borne Hydrogen Generator system (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Substantiation and choice of a united energy transformation and heat potential usage Vehicle Borne Hydrogen Generator system (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Substantiation and choice of the start accumulator battery (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Development of a system for the prevention of explosive hydrogen mixture creation (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Development of a control block to start heating, cooling, and emergency stoppage, as well as the water supply
(Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)
-           Manufacture and set-up pf the control block for the hydrogen storage system and its feeding ICE (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Development of a system for processing automatic control in the operational Vehicle Borne Hydrogen Generator cycle (PromptTech, Ltd)

Expected Result: An advanced, detailed Vehicle Borne Hydrogen Generator scheme, block modules for the Vehicle Borne Hydrogen Generator, and an automatic control system with software for the microcontroller.

For Implementation Phase III

The following activities are planned to commence in the Phase III:
-           Manufacture of an experimental Vehicle Borne Hydrogen Generator for a car (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute, Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, PromptTech, Ltd)
-           Manufacture of non-typical assemblies (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, PromptTech, Ltd)
-           Purchase of serial assemblies (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, PromptTech, Ltd)
-           Assembly of the industrial-sized energy source for the car (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
Expected Result: The realization of a unique specimen of the experimental Vehicle Borne Hydrogen Generator.

For Implementation Phase IV
The following activities are planned to commence in the Phase IV:
- Development testing of the industrial-sized Vehicle Borne Hydrogen Generator in the car (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)

Expected Result: A complete protocol of Vehicle Borne Hydrogen Generator development testing

- Provision of a clean burn process for ICE (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)

Expected Result: Developed regulations for hydrogen ICE work operations

-           Development of methods for waste Vehicle Borne Hydrogen Generator utilization (Dniepropetrovsk National University of Railway Transport)
-           Analyses and critical assessment of electrodes based on Lithium and other alkaline metal processing
-           Research of methods for alkaline electrolyte purification from admixture of heavy metals (Pb, Bi, Sn, Cd)
-           Development of methods for electrochemical reactor electrolytes and electrolyzer renewal for further use in Vehicle Borne Hydrogen Generator
-           Development of recommendation for utilization of Vehicle Borne Hydrogen Generator components once their service life is complete

Expected Result: Developed regulations for utilizing waste associated with the Vehicle Borne Hydrogen Generator

For Implementation Phase V
The following activities are planned to commence in the Phase V:

-           Development of recommendation for personnel safety and minimization of the influence of the process onto the environment at the time of production, exploitation, and processing of the electrochemical reactor portion of the Vehicle Borne Hydrogen Generator (Dniepropetrovsk National University of Railway Transport)
-           Assessment of material toxicity from electrochemical reactor reactor parts
-           Assessment of material toxicity from electrolyzer reactor parts
-           Assessment of influence onto the environment and personnel the effect of accidents with the electrochemical reactor  portion of the Vehicle Borne Hydrogen Generator

Expected Result: Developed regulations for safe work of personnel and the environment

-           Re-equipment of serial car to hydrogen fuel (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           Design of seat placement for optimal equipment mounting

Expected Result: Another unique experimental hydrogen car will be completed

For Implementation Phase VI
The following activities are planned to commence in the Phase VI:

-           On-road testing and smooth finish development of the environmentally-friendly automobile
-           In-car testing at the vehicle testing point (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine)
-           In-car testing to obtain vehicle certification (Dnipropetrovs'k National University, Division of Scientific Research Power Engineering Institute)

Expected Result: Protocol and certification of experimental hydrogen car testing.

- Ecological expert examination of Vehicle Borne Hydrogen Generator car operation (Institute for Mechanical Engineering Problems of the National Academy of Sciences of Ukraine, Dniepropetrovsk National University of Railway Transport)

Expected Result: Expert evaluation of the ecological assessment of the experimental hydrogen car

- Data preparation for series design of the Vehicle Borne Hydrogen Generator

Expected Result: Initial data for the design of the Vehicle Borne Hydrogen Generator

RESULTS OF OPERATIONS

Results of Operations from Inception (November 11, 2007) through February 28, 2009

The Company had zero ($0.00) revenues from Inception (November 11, 2007) through February 28, 2009.

Operating Expenses from Inception (November 11, 2007) through February 28, 2009

The Company had operating expenses of $ 24,966 from Inception (November 11, 2007) through February 28, 2009 primary due to General and Administrative Expense of $ 24,966 and professional expense of zero ($0).

Other Expense from Inception (November 11, 2007) through February 28, 2009

The Company had other expenses of zero ($0.00) from Inception (November 11, 2007) through February 28, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We believe the proceeds from private placements to generate sufficient cash in assisting with the operating needs of the Company.

Historically, we have funded our operations through financing activities consisting primarily of private placements of debt and equity securities with existing shareholders and outside investors. Our principal use of funds has been for the further development of our Vehicle Borne Hydrogen Generator Projects, for capital expenditures and general corporate expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. A critical accounting policy is one that is both very important to the portrayal of our financial condition and results, and requires management’s most difficult, subjective or complex judgments. Typically, the circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors. Certain officers and directors of the Company have provided personal guarantees to our various lenders as required for the extension of credit to the Company.

ACCOUNTING POLICIES SUBJECT TO ESTIMATION AND JUDGMENT

Management's Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When preparing our financial statements, we make estimates and judgments that affect the reported amounts on our balance sheets and income statements, and our related disclosure about contingent assets and liabilities. We continually evaluate our estimates, including those related to revenue, allowance for doubtful accounts, reserves for income taxes, and litigation. We base our estimates on historical experience and on various other assumptions, which we believe to be reasonable in order to form the basis for making judgments about the carrying values of assets and liabilities that are not readily ascertained from other sources. Actual results may deviate from these estimates if alternative assumptions or condition are used.

ADDITIONAL INFORMATION

We file reports and other materials with the Securities and Exchange Commission.  These documents may be inspected and copied at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549.  You can obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.  You can also get copies of documents that the Company files with the Commission through the Commission’s Internet site at www.sec.gov.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2009, our internal control over financial reporting was effective.

b) Changes in Internal Control over Financial Reporting.

During the Quarter ended February 28, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially effected, or is reasonably likely to materially effect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation and, to its knowledge, no action, suit or proceeding has been threatened against the Company except with threatened litigation in regard to unpaid debt obligations, and one employee claiming unlawful termination. No actions regarding the unpaid debt have been initiated as of this date.   The Company also believes that the wrongful termination suit has no merit.  There are no material proceedings to which any director, officer or affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 1A - Risk Factors

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

IF THE MARKETS FOR FUEL CELL SYSTEMS AND INDUSTRIAL ONBOARD HYDROGEN GENERATION DO NOT EXPAND AS WE ANTICIPATE, OR IF ALTERNATIVES TO OUR PRODUCTS ARE SUCCESSFUL, OUR BUSINESS WILL SUFFER.

A significant market may never develop for our products or may develop more slowly than we anticipate, resulting in our inability to generate sufficient revenue to attain profitability. Onboard power source for vehicular engines represent an emerging market and we do not know whether our targeted distributors, resellers or end-users will purchase our onboard hydrogen generator for transportation. To date, the market for on-site hydrogen generation has generally been limited to large-scale steam methane reformers and we cannot assure you that a market will develop for our on-site industrial hydrogen generators. The development of a significant market for our products may be impacted by many factors, some of which are out of our control, including:

- environmental and other regulatory requirements;
- the emergence of newer, more competitive technologies and products;
- cost competitiveness of our systems with competing products;
- consumer reluctance to try our systems; and
- consumer perception of the safety and reliability of our products.

Due to these factors, we cannot anticipate with any degree of certainty what our revenues and profitability, if any, will be in future periods. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we fail to do so, the market price for our common stock could suffer.

THE INDUSTRY IN WHICH WE OPERATE IS HIGHLY COMPETITIVE AND SUCH COMPETITION COULD AFFECT OUR RESULTS OF OPERATIONS, WHICH WOULD MAKE PROFITABILITY EVEN MORE DIFFICULT TO ACHIEVE AND SUSTAIN.

The power generation and alternative fuel industry is highly competitive and is marked by rapid technological growth. Other competitors and potential competitors include Honda, Toyota, Daimler Chrysler, BMW and Mazda. Many existing and potential competitors have greater financial resources, larger market share, and larger production and technology research capability, which may enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. The governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan, and have been proposed in the United States and other countries, to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. Our business does not currently enjoy any such advantages and, for that reason, may be at a competitive disadvantage to the fuel cell industry.  If we fail to address competitive developments quickly and effectively, we will not be able to grow.

OUR PRODUCTS USE INHERENTLY DANGEROUS, FLAMMABLE FUELS THAT COULD SUBJECT OUR BUSINESS TO PRODUCT LIABILITY CLAIMS.

Our business exposes us to potential product liability claims that are inherent in hydrogen and products that use hydrogen. Hydrogen is a flammable gas and therefore a potentially dangerous product.  Any accidents involving our systems or other hydrogen-based products could materially impede widespread market acceptance and demand for our products.

WE COULD BE LIABLE FOR ENVIRONMENTAL DAMAGES RESULTING FROM OUR RESEARCH, DEVELOPMENT AND MANUFACTURING OPERATIONS.

Our business is subject to numerous laws and regulations that govern environmental protection. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Our operations may not comply with future laws and regulations and we may be required to make significant unanticipated capital and operating expenditures. If we fail to comply with applicable environmental laws and regulations, governmental authorities may seek to impose fines and penalties on us or to revoke or deny the issuance or renewal of operating permits and private parties may seek damages from us. Under those circumstances, we might be required to curtail or cease operations, conduct site remediation or other corrective action, or pay substantial damage claims.

WE FACE RAPID TECHNOLOGICAL CHANGE IN OUR MARKETS THAT COULD MAKE OUR PRODUCTS LESS DESIRABLE.

Our product is one of a number of hydrogen generating systems being developed today. Technological advances in alternative hydrogen generating systems or fuels may render our existing proprietary technology and systems obsolete. Future advances in technology may not be beneficial to, or compatible with, our business. Further, we may not use new technologies effectively or adapt our proprietary technology and hydrogen-generating systems to user requirements or emerging industry standards on a timely basis. Our ability to remain technologically competitive may require substantial expenditures and lead-time. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner to changing market conditions or user requirements, our business, financial condition and results of operations could be seriously harmed.

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO BASE YOUR INVESTMENT DECISION.

We have a limited operating history on which you can evaluate our business and future prospects. We are in the early stage of development and our proposed operations are subject to the risks inherent in the growth of a new business enterprise, including the absence of any significant operating history. We began to develop a prototype units of our onboard hydrogen generation systems in 2000 and are now developing the commercial unit. We have not yet begun to manufacture either industrial hydrogen generators or fuel cells for the transportation market. The likelihood of our success must be considered in light of the expenses, difficulties, complications, problems and delays frequently encountered in connection with the growth of a new business, the development of new technology, and the competitive environment in which we operate. In light of the foregoing, it is difficult or impossible for us to predict future results and you should not rely on our historical results of operations as indications of future performance.

WE MAY NOT BE ABLE TO COMPLETE THE DEVELOPMENT OF THE NECESSARY TECHNOLOGY TO COMMERCIALIZE OUR PRODUCTS.

Our success will depend upon our products meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. Our product development efforts for onboard hydrogen generation systems may be subject to unanticipated and significant delays, expenses and technical or other problems, as well as the possible lack of funding to complete this development. Our proposed products and technologies may never be successfully developed on a mass commercial scale, and even if developed, they may not perform to commercially acceptable standards. We may experience delays in meeting our development milestones or delays in achieving performance goals relating to efficiency, cost-effectiveness, reliability and service arrangements set by us or our customers. Failure to develop our products for mass production or significant delays in the development of our products would have a material adverse effect on our relationship with potential customers, cause us to lose business and cause the market price of our common stock to decline.

OUR LONG-TERM SUCCESS DEPENDS UPON OUR ABILITY TO DEVELOP AND COMMERCIALIZE OUR INTELLECTUAL PROPERTY.

Our technologies are in the development stage. If we fail to complete the development and/or fail to commercialize our technologies, we will not be able to generate significant revenues from the sale of licenses or from sales of our technologies. There is a risk that development and testing will demonstrate that our anticipated technologies are not suitable for commercialization, because they are inefficient, or too costly to manufacture, or because third party competitors market a more effective or more cost-effective product.

If we or any of our potential collaboration partners are unable to successfully develop and commercialize our technologies, we will not have a sufficient source of revenue which will have a materially adverse effect on our operations.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY ADVERSE ECONOMIC DEVELOPMENTS IN THE POWER GENERATION INDUSTRY AND/OR THE ECONOMY IN GENERAL.

We depend on the perceived demand for the application of our technology and resulting products. Our products are focused on reducing CO2 emissions and upon the use of alternative fuels for industrial uses, such as ground support vehicles, and for the power generation business. Therefore, our business is susceptible to downturns in the airline industry and the genset (a machine used to generate electricity as defined in portion of the distributed power industry) and the economy in general. Any significant downturn in the market or in general economic conditions would likely hurt our business.

WE MAY NEED ADDITIONAL FINANCING, WHICH MAY NOT BE AVAILABLE TO US ON ACCEPTABLE TERMS OR AT ALL.

We have no current arrangements with respect to any additional financing. Consequently, there can be no assurance that any additional financing will be available when needed or on commercially reasonable terms. Any inability to obtain additional financing when needed would have a material adverse effect on our ability to fund our research and development activities and on the development of our manufacturing capabilities, which could require us to delay our product development and commercialization schedule. Lack of adequate financing may force us to reduce our sales and marketing efforts or forego attractive business opportunities. If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders ownership percentage will be reduced and they may experience significant dilution. In addition, to attract investment capital, we may be required to issue securities that contain rights, preferences or privileges that are senior to those of our common stock.

BECAUSE OUR MANAGEMENT HAVE NO TECHNICAL EXPERIENCE IN OUR TECHNOLOGY AND RESULTING PRODUCTS, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

Our management does not have any technical training in our technology and resulting products. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations and ultimate financial success may suffer irreparable harm as a result.

THERE IS NO PUBLIC (TRADING) MARKET FOR OUR COMMON STOCK AND THERE IS NO ASSURANCE THAT THE COMMON STOCK WILL EVER TRADE ON A RECOGNIZED EXCHANGE OR DEALERS’ NETWORK; THEREFORE, OUR INVESTORS MAY NOT BE ABLE TO SELL THEIR SHARES.

Our common stock is not listed on any exchange or quoted on any similar quotation service, and there is currently no public market for our common stock. We have not taken any steps to enable our common stock to be quoted on the OTC Bulletin Board, and can provide no assurance that our common stock will ever be quoted on any quotation service or that any market for our common stock will ever develop. As a result, stockholders may be unable to liquidate their investments, or may encounter considerable delay in selling shares of our common stock. Neither we nor our selling stockholders have engaged an underwriter for this offering, and we cannot assure you that any brokerage firm will act as a market maker of our securities. A trading market may not develop in the future, and if one does develop, it may not be sustained. If an active trading market does develop, the market price of our common stock is likely to be highly volatile due to, among other things, the nature of our business and because we are a new public company with a limited operating history. Further, even if a public market develops, the volume of trading in our common stock will presumably be limited and likely be dominated by a few individual stockholders. The limited volume, if any, will make the price of our common stock subject to manipulation by one or more stockholders and will significantly limit the number of shares that one can purchase or sell in a short period of time. The market price of our common stock may also fluctuate significantly in response to the following factors, most of which are beyond our control:

•           variations in our quarterly operating results;

•           changes in general economic conditions and in the pet healthcare industry;

•           changes in market valuations of similar companies;

•           announcements by us or our competitors of significant new contracts, acquisitions, strategic partnerships or joint ventures, or capital commitments;

•           loss of a major customer, partner or joint venture participant; and

•           the addition or loss of key managerial and collaborative personnel.

The equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies’ securities and that have often been unrelated to the operating performance of these companies. Any such fluctuations may adversely affect the market price of our common stock, regardless of our actual operating performance. As a result, stockholders may be unable to sell their shares, or may be forced to sell them at a loss.

ONCE PUBLICLY TRADING, THE APPLICATION OF THE “PENNY STOCK” RULES COULD ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON SHARES AND INCREASE YOUR TRANSACTION COSTS TO SELL THOSE SHARES. THE SECURITIES AND EXCHANGE COMMISSION HAS ADOPTED RULE 3A51-1 WHICH ESTABLISHES THE DEFINITION OF A “PENNY STOCK,” FOR THE PURPOSES RELEVANT TO US, AS ANY EQUITY SECURITY THAT HAS A MARKET PRICE OF LESS THAN $5.00 PER SHARE OR WITH AN EXERCISE PRICE OF LESS THAN $5.00 PER SHARE, SUBJECT TO CERTAIN EXCEPTIONS. FOR ANY TRANSACTION INVOLVING A PENNY STOCK, UNLESS EXEMPT, RULE 15G-9 REQUIRE:

•           that a broker or dealer approve a person’s account for transactions in penny stocks; and

•           the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•           obtain financial information and investment experience objectives of the person; and

•           make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•           sets forth the basis on which the broker or dealer made the suitability determination; and

•           that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

•           Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. THE PRICE AT WHICH YOU PURCHASE OUR COMMON SHARES MAY NOT BE INDICATIVE OF THE PRICE THAT WILL PREVAIL IN THE TRADING MARKET. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

WE WILL INCUR INCREASED COSTS AS A RESULT OF BEING A PUBLIC COMPANY, WHICH COULD AFFECT OUR PROFITABILITY AND OPERATING RESULTS.

The Sarbanes-Oxley Act of 2002 and the new rules subsequently implemented by the Securities and Exchange Commissions, the Nasdaq National Market and the Public Company Accounting Oversight Board have imposed various new requirements on public companies, including requiring changes in corporate governance practices. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We expect to spend between $50,000 to $100,000 in legal and accounting expenses annually to comply with Sarbanes-Oxley. These costs could affect profitability and our results of operations.

OUR STCKHOLDERS COULD BE DILUTED BY OUR FUTURE ISSUANCE OF CAPITAL STOCK AND DERIVATIVE SECURITIES.

As of February 28, 2009, we had 5,293,000 shares of common stock outstanding and no shares of preferred stock outstanding. We are authorized to issue up to 75,000,000 shares of common stock and zero shares of preferred stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock or preferred stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock or preferred stock in the future may reduce our stockholder’s proportionate ownership and voting power.

WE HAVE NOT AND DO NOT INTEND TO PAY ANY DIVIDENDS. AS A RESULT, YOU MAY ONLY BE ABLE TO OBTAIN A RETURN ON INVESTMENT IN OUR COMMON STOCK IF ITS VALUE INCREASES.

We have not paid dividends in the past and do not plan to pay dividends in the near future. We expect to retain earnings to finance and develop our business. In addition, the payment of future dividends will be directly dependent upon our earnings, our financial needs and other similarly unpredictable factors. As a result, the success of an investment in our common stock will depend upon future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.

THE SELLING STOCKHOLDERS MAY SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

The selling stockholders may sell in the public market up to 643,000 shares of common stock being registered in this offering.  That means that up to 643,000 shares may be sold pursuant to this registration statement.  Such sales may cause our stock price to decline.  The officers and directors of the Company and those shareholders who are significant shareholders as defined by the Commission will continue to be subject to the provisions of various insider trading and Rule 144 regulations.

THE SALE OF MATERIAL AMOUNTS OF COMMON STOCK UNDER THE ACCOMPANYING REGISTRATION STATEMENT COULD ENCOURAGE SHORT SALES BY THIRD PARTIES

In many circumstances the issuance of convertible securities for companies that are traded on the OTCBB has the potential to cause a significant downward pressure on the price of common stock.  This is especially the case if the shares being placed into the market exceed the market’s ability to take up the increased stock or if we have not performed in such a manner to show that the debt raised will be used to grow the Company.  Such an event could place further downward pressure on the price of common stock.

If there are significant short sales of our stock, the price decline that would result from this activity will cause our share price to decline more so which in turn may cause long holders of our stock to sell their shares thereby contributing to sales of stock in the market.  If there is an imbalance on the sell side of the market for our stock the price will decline.  It is not possible to predict if the circumstances where by a short sales could materialize or to what our share price could drop.  In some companies that have been subjected to short sales their stock price has dropped to near zero.  We cannot provide any assurances that this situation will not happen to us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS SECURITIES

There were no other changes in securities and small business issuer purchase of equity securities during the period ended February 28, 2009.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There were no defaults upon senior securities during the period ended February 28, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the vote of securities holders during the period ended February 28, 2009.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2009	By: /s/ Dmitry Shvenderman
Dmitry Shvenderman
President Chief Executive Officer (Principle Executive Officer), Chief Financial Officer